Form 10-K
period 2010-12-31
VDO-PH INTERNATIONAL
filed 2011-04-13
CIK 1499355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number:  333-168941

VDO-PH INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2436336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 East Sunset Road
Building B, Suite 18
Las Vegas, NV 89120
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (702) 570-7700

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock at $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

           Large accelerated filer  ☐                                                                                 Accelerated filer  ☐
           Non-accelerated filer     ☐                                                                                Smaller reporting company  ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes G No ☑

On December 31, 2010, there were 19,660,268 shares of the registrant’s Common Stock issued and outstanding and held by approximately 32 shareholders, two of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

VDO-PH INTERNATIONAL, INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2010

 Explanatory Notes

In this Annual Report on Form 10-K, VDO-Ph International, Inc. is sometimes referred to as the “Company”, “we”, “our” or “us” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1.  Business.

The Company was organized under the laws of the state of Nevada on April 8, 2010. We formed our Company for the purpose of developing a software program which management believes will allow businesses to operate telephone (both digital and video), computer and Internet services from one appliance which has been enhanced with the Company’s software product.

 A.   Business Development

Since our inception, we have been engaged in business planning activities, including researching the industry, developing our economic models and financial forecasts, performing due diligence regarding potential customers most suitable for our telephony products and identifying future sources of capital.

We have developed a telephony software-based platform to create a highly advanced telephony appliance. The design of product is intended to combine our telephony software with an advanced computer "core" system manufactured by a major computer manufacturer that will provide three operational modes - voice, keystroke, and touch screen - in a user-friendly format. Our system will provide businesses and homes a menu of features which the company believes has not been offered before to the consumers.

This software based computer appliance will include Wi-Fi and WAN digital connectivity to an unlimited amount of offices within the client’s facility. The appliance has the ability to provide TV quality streaming video on any size color screen with PIP and Desk Top Conferencing capability. In addition, the appliance loaded with our software will provide all the functions of a business based digital telephone as well as those functions mirrored via a large screen video telephone all commanded by touch, voice or keystroke.

Our software which has been developed in house is loaded into an off the shelf manufactured computer, the result being a “3 appliances in 1” and an advanced business solution which will provide the capability to have video calls.

B. Distribution methods of the products or services.

The Company's strategic marketing plan is to develop a market in the Las Vegas Valley in Nevada. This is also home to one of the COX Media cable franchises as well as where the Company currently has its corporate offices, tech facility, customer call center and soon to be the manufacturing center for production of the appliance for the Western portion of the US. The Company intends to work with Cox in the development of this market area. At present, the Company has not entered into a long term definitive agreement with Cox Media. Should this proposed work agreement not take place, it is the Company’s intent to move forward on its own in marketing the Valley’s business community.

The advantage to cable companies to use our product is that we will give them an exclusive arrangement.  Our software loaded appliance may provide the cable companies the potential of securing a greater market share of the telephone - internet - television market.

The Company intends, as part of its leasing program to the cable companies, to provide preferred pricing packages, full service call center and full service lease collections. Furthermore, if the cable companies become a marketing partner to the Company, the Company intends, from its receipts from the credit card swipe, to provide a further incentive to the cable companies of one-half percent of all revenues from the card system their respective market area.

C.   Business of Issuer

We formed our Company for the purpose of marketing and selling our telephony software platform for commercial and residential use. Using our software, we intend to work directly with the cable companies who in turn are in a position to sell to business and homes an appliance which will serve as a digital telephone, full motion video phone and computer all in one. We believe businesses will be able to save money and become more efficient based on the fact that our product will allow them to operate on a single appliance that now takes 3 different appliances to do the same task. Our currently developed software is able to demonstrate these functions as of this date. The following challenges currently exist for us to operate successfully.

•	We will face competitors with superior resources
•	Our officers and directors have no experience in this industry
•	We have no agreements or material relationships with the cable companies and we expect to compete with other companies for their business

 We intend to begin marketing our products in the U.S. under the brand name VDO-PH International. Our intended products currently are not subject to any regulatory requirements.

D.  Industry Background

Management believes that the web cam industry has not only become part of the day-to-day life of millions of people domestically, but it is also starting to capture the business market as well. Teleconferencing and tele-presence are common words for an application used by large or medium sized business. Teleconferencing is the ability of point- to-point video calling between two parties in two different locations anywhere in the world that has a high bandwidth means of communication.

Tele-presence is the ability to provide a video presence via a conference room to another conference room that provides access to groups of people in each of the conference room facilities.

VDO intends to be able to provide up to eight (8) Web Cam images at the same time from eight (8) different desk top locations and can demonstrate this ability at the presence time in broad band facilities.. In addition, VDO intends to provide via video calls to a business all of the standard functions of a standard voice grade digital business telephone from answer call, hold, transfer, video "out of office" message plus a full contact directory of customers with video capabilities with simple touch to call simplicity. Most important is the fact that video communications by the business to its customers will put the personality back in that business that made it successful to begin with.

E.  Our Product

We are developing a, telephony software-based platform to create, highly advanced telephony appliance. The Company intends to obtain protection for its property as soon as possible. The design of product is intended to combine our telephony software with an advanced computer "core" system manufactured by a major computer manufacturer that will provide three operational modes - voice, keystroke, and touch screen - in a user-friendly format. Our system will provide businesses and homes a menu of features which the company believes has not been offered before to the consumers. The Company intends to offer its telephony system to the business market for the purpose of updating current business telephony systems as well as new businesses just starting which will be the focus of marketing by the company.  To date, the Company has spent approximately $170,000 on research and development costs.

This software based computer appliance will include Wi-Fi and WAN digital connectivity to an un limited amount of offices within the clients facility. The appliance has the ability to provide TV quality streaming video on any size color screen with PIP and Desk Top Conferencing capability. This can currently be demonstrated. In addition, the appliance loaded with our software will provide all the functions of a business based digital telephone as well as those functions mirrored via a large screen video telephone all commanded by touch, voice or keystroke.

Once completed, our software which has been developed in house is loaded into an off the shelf manufactured computer, the result being a “3 appliances in 1” and what the company believes to be a cutting edge business solution. Our software currently provides the capability to have video calls.

F.  Manufacturing

The extent of manufacturing is the installation of our software Operating System. This and other software programs are loaded in the off the shelf computer made by Hp which has full computer capabilities which can be enhanced by our software functions.  For purposes of clarity, only our software provides the functions attributed to the telephone, full motion video phone and computer services we intend to offer.  Most off the shelf computers come with their own operational software like Windows 7, Word and Home Office. Total time for a complete office set up regardless of it being a 4, 8, or 12 user system is between 75 and 90 minutes. This includes a complete QC program to insure all components are fully operational before shipping.  The installation facility is located next to the existing corporate offices and programming/tech facility in Las Vegas, Nevada.  The set up time is allocated as follows:

•	Uncase off the shelf computer; power up and download software (45 to 60 minutes)
•	Qualify computer to confirm no problems (5 minutes)
•	Connect network to the device (5 minutes)
•	Test calls to insure software operating correctly (10 minutes)
•	Disassemble and repackage for shipping (10 minutes

The average time noted was derived from multiple test situations where off the shelf systems were unboxed then loaded with software programs including some of those developed by the Company and currently operational.   The tests were performed on several occasions to establish an average time requirement and to determine the size of the facility the Company will need to lease for actual production of the finished produce.

The Company has been developing software over the past several months.  The following sets forth the functions that our software can achieve at this time.  The operational heading sets forth those functions that have been tested and can be fully demonstrated.  By utilizing our software, we made telephone calls to cell phones, digital lines, standard two pair lines, local calls and long distance calls where we both transmitted and received. Our software package is intended to transform a computer into a fully operational digital phone which can be controlled by voice, touch and key stroke. The following chart sets forth the operational and non-operational functions of the services we intend to provide.  These functions are all from our created software.    In addition, any reference to providing fiber communications abilities is not a function of the Company, but provided as part of the telephony service offered by outside broadband servers.  This explains the chart on the previous page because the broadband service providers will provide the broadband requirements to deliver TV quality to visual messages.

Our software currently provides capability to have video calls.

Service for Digital telephone	Operational
And Live Video telephone
person to person connection	Yes
conference calling	Yes
Call on hold	Yes
transfer cell	Yes
volume control	Yes
contact directory	Yes
record message	Yes
receive message	Yes
UBS port head set connectivity	Yes
Wi-Fi ear clip	Yes
intercom	Yes
paging	Yes
caller ID	Yes
clock	Yes
Voice to text	Yes

G.  Market

Our principal market is somewhat unique in that we have a defined market with a singular purpose. That market is the cable companies of the United States who have become the new telephone companies with the advent of digital telecommunications. When a new business opens its doors, one of the very first items on the agenda is a broadband communication source. The Telco's of the world can hand off transmission with DSL, a far cry from a 1.5Mbps our system operates on plus that is the base speed for most cable companies. Broadband provides the abilities of high speed computer activities as well as unlimited line access and much reduced telephone charges, including long distance.

VDO's intended market is the eight (8) cable companies of the USA. They include Cablevision, Comcast, Cox Communications, Cable One, Charter Communications, Media Com, RCN and Time Warner Cable. These eight companies control not only the domestic television market but also the domestic home market for broadband. In addition, with their abilities in the digital world, they are well on their way to controlling the telephone market commercially. It should be noted the Company does not have any agreements or understandings with any of the cable companies at this time.

As an example of the effectiveness of cable in the business world, we will take Comcast as an example. As of 2007, Comcast controlled over 15 million Internet users, 25 million TV subscribers and 6.4 million telephone subscribers making Comcast the third largest Telco provider in the US. The geographic area covered by these eight cable companies is the entire 48 states.

Using the cable companies as the marketing force for the VDO software based appliance will provide product exposure to many businesses nationwide.

H.  Marketing Strategy

The Company's strategic marketing plan is to develop a market in the Las Vegas Valley in Nevada. This is also home to one of the COX Media cable franchises as well as where the Company currently has its corporate offices, tech facility, customer call center and soon to be the manufacturing center for production of the appliance for the Western portion of the US. The Company intends to work with Cox in the development of this market area. (At present, the Company has no agreement with Cox nor does it have a time table with Cox in any form.) Should this proposed work agreement not take place, it is the company’s intent to move forward on its own in marketing the Valley’s business community.

The advantage to cable companies to use our product is that we will give them an exclusive arrangement.  Our software loaded appliance may provide the cable companies the potential of securing a greater market share of the telephone - internet - television market.

The Company intends, as part of its leasing program to the cable companies, to provide preferred pricing packages, full service call center and full service lease collections. Furthermore, if the cable companies become a marketing partner to the company the Company intends, from its receipts from the credit card swipe, to provide a further incentive to the cable companies of one-half percent of all revenues ran thru the card system in that cable companies market area.

Based upon the functions provided by our currently developed software, we intend to provide businesses with the following services and equipment.

•	Advanced computer system (touch - voice -keystroke)
•	New equipment with free hardware upgrades
•	Latest available software (Windows 7) plus other office based software programs
•	Free service and maintenance for 60 months
•	Multiple full service digital telephone lines up to 12
•	Multiple full service video lines
•	Up to 8 party "desktop" telephone / video conferencing ability
•	Portability to conference room big screen
•	Transfer and back-up of existing consumer data
•	Record and play TV shows at will
•	Wireless installation with high speed broad band
•	Identity theft firewall
•	Personal credit card swipe

The cost to businesses based upon management’s expectations is as follows:

•	60 month lease at $495 monthly
•	$123.75 per appliance monthly
•	Four user lease program (provides equipment and services for up to 4 offices)
•	60 month lease at $655 monthly
•	$81.88 per appliance monthly
•	Eight user lease program (provides equipment and services for up to 8 offices)

Additional multi user leasing agreements are available for larger office installations by way of specified quotations.

The Company believes the key challenges it will face are as follows:

•	Obtaining required financing to complete product and to commence sales
•	Implementing marketing program for either cable companies and/or developing a sales organization to market its product to businesses
•	Developing strategic financial relationships offering accounts receivable financing to assist in providing constant cash flow derived from sales of the 60 month user license program.

Presently, the Company has no affiliations with sources for obtaining such financing.

J.  Competition

Management believes that at the present time, no company is developing a telephony Operating System for business like that of the Company’s software platform which although incomplete, it can be demonstrated using its various component programs. We believe we will be the first to market, however, we expect competition to follow.  Other companies that are involved in the video telephony business include but are not limited to CISCO, HP, SKYPE, and MSN.  These companies are significantly larger than VDO-Ph International but the Company believes its marketing plan will help level the playing field even though at present, the Company does not have a completed product for the market and may not be able to reach its proposed marketing program for lack of funds.

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company currently leases and maintains approximately 5500 square feet of office/warehouse space, on a 3 year lease that expires on 4/14/2014 with a mailing address located at 2700 East Sunset Road, Building B, Suite 18, Las Vegas, Nevada 89120.

VDO's management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. VDO does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings.

We are not a party to any legal proceedings.  We are unaware of any pending or threatened litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

There have been no matters submitted to a vote of security holders for the period covered by this Report.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no public market in our common stock. This prospectus is a step toward creating a public market for our common stock, which may enhance the liquidity of our shares. However, there can be no assurance that a meaningful trading market will ever develop. VDO and its management make no representation about the present or future value of VDO's common stock.

As of this date, there are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of the Company and other than the stock registered under this Registration Statement, there is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

As of the date of this document we have approximately 20,166,768 shares of common stock outstanding held by 47 shareholders. These shares of common stock are restricted from resale under Rule 144 until registered under the Securities Act, or an exemption is applicable.

Recent Sales of Unregistered Securities

From April, 2010 until December 31, 2010, VDO-Ph. International issued 19,660,268 unregistered securities in private transactions without registering the securities under the Securities Act.

As of December 31, 2010, the Company issued 13,333,328 shares to the founding family members for cash consideration.  The founding family members consist of eight (8) shareholders and they were purchased at par value.  The exemption relied upon was Rule 504 of Regulation D or Section 4(2) of the Securities Act.  An additional fifteen (15) shareholders purchased 196,172 shares for cash consideration of $.50 per share.  The exemption relied upon was Rule 504 of Regulation D or Section 4(2) of the Securities Act of 1933, as amended.

As of December 31, 2010, eight (8) shareholders were issued an aggregate of 6,000,000 shares for services.  Of those shares, 600,000 (10%) are being registered for eight (8) shareholders with a value of $.50 per share.  The exemption relied upon is Rule 504 of Regulation 1or Section 4(2) of the Securities Act of 1933, as amended.

The following table sets forth the breakdown of shares issued for services.

NUMBER OF SHARES	VALUE ($.50 per share)	SERVICE PROVIDED
87,500	$43,750	Financial Services
87,500	$43,750	Market Research Analysis
75,000	$37,500	Corporate Planning
75,000	$37,500	Engineering Services
90,000	$45,000	Legal Support Services
25,000	$12,500	Legal Services
85,000	$42,500	Construction Services
75,000	$37,500	Design Services
TOTAL: 600,000	TOTAL: $300,000

Item 6.  Selected Financial Data.

The following financial data has been derived from and should be read in conjunction with (i) our audited financial statements for the year ended December 31, 2010 together with the notes to these financial statements; (ii) and the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein or filed with the SEC.  Our historical results are not necessarily indicative of the results we may achieve in any future period.

Balance Sheet Data

ASSETS	December 31, 2010
Cash	$11,328
Total Assets	$29,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loans Payable	$7,954
Total Current Liabilities	$19,009

STOCKHOLDERS’ EQUITY
Common stock: $0.001 par value, 100,000,000 shares authorized
19,660,268 Shares issued and outstanding	$19,661

Additional paid in capital	$163,143
Accumulative Deficit	$(172,282)

Total stockholders’ equity	$10,522
Total liabilities and stockholders’ equity	$29,531

Statements of Operational Data

As of December 31, 2010

Revenues	$-0-
Operating Expense	$172,282
Earnings (loss)	$172,282
Weighted average number of shares of common stock outstanding	$19,546,268

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

We are a development stage company, incorporated on April 8, 2010 and have not generated or realized any revenues from our business operations. We plan to enter into the telephony business by way of our software that enables a computer to be three services in one. See "Description of Business" contained herein.

Our Officers and Directors are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities and Exchange Commission which ultimately could cause you to lose your investment. The family members meet via VDO-Ph’s video telephony method on a daily basis.  Their discussions cover such topics as competition growth, new companies entering the video market, interviewing potential candidates for various managerial positions in the Company, review of Company policies with relations to Human Resources, personnel record keeping, payroll review, bidding of work benches and other requirements needed for production and a broad discussion as to what the Company’s future web site needs to do and what they should look at.

The date of incorporation is not indicative of the time the company was actually founded by the family which was May, 2009 but is representative of the time and date when it was determined by the family members after 12 months of initial research and analysis of the potential financial requirements and financial returns that development of a new business telephony system could require/achieve. From information gathered by an out sourced research company on past, current and future business telephone services the family determined (with this data) to take the next step to analyze (by hiring several programming companies) the complications, if any, in development of the proposed new telephony system.  We believe the Company no longer meets the definition of a “shell” company based on the following:

First efforts were to seek out the federal, state and local requirements to and including legalities involved as well as FCC requirements. It was found that there were no regulatory matters that would cause problems other than those involved in the normal operation of a business.

The proposed company would be developing a new software Operating System and not involved in producing or providing communications between parties or entities of any manner. With the legal probabilities covered, the family took the next step and that was to determine exactly what this new telephony software should accomplish to qualify it into the market place with the potential of becoming profitable. It was determined by the family from additional out sourced services that the need was there.  With this information, determination of what new services could now happen to the POTS (plain old telephone system, a term used in the telephony business to describe the current telephones) with the advent of computers, the Internet, Cellular and Broad Band. The family determined, with this information, that any new telephony software or hardware would have to take advantage of the new world of the computer age.  That meant their needed to be a new appliance developed that would be a combination of computer, internet, digital telephone and video telephone capabilities and provide the business market with the same advances the domestic market has had over the last few years with cellular, web cams, 4G networks and so on. This need to develop a new telephony appliance was too much for the family to undertake. The family had no desire to get into the extreme costs of manufacturing a piece of hardware even though it could be on a contract basis and actual manufacturing facilities would not have to be developed. The next step the family made was to return to an outsourced research company to seek out a possible computer appliance in the market place. It was found there were several computer products on the market that provided the look, operations and advanced style the family wanted but would they be convertible to the ideas for the new business telephony appliance. In addition could another Operating Software system reside alongside the current operating system that was in the computers being reviewed without problems?

Through the outsourced software engineering firms it was determined there were three systems that could be used and they were Hp, Micros and Dell. These computers were all running Windows 7 and had no conflict to the proposed new telephony Operating System the family wanted to develop. In addition, all three fit the design desires. In talking with these firms, it was concluded that HP could provide the quantities that may be required and at a very reasonable OEM fee structure. Half of the equation was in place and the only question left was could the software be developed and at what cost and over how long a period of time.  To conserve funds, the family which includes non officers and directors out sourced the software program engineering. Over the last quarter of 2009 several entities worked on various portions of the proposed telephony Operating systems, the core of the project. It was determined to provide different pieces of the puzzle to various engineering sources to make sure no one could steal the idea before the family had it to the point of security. The first quarter of 2010 provided the family with proven “breadboard” factors that provided the segments of the Operating System as developed by these various engineering entities.

On April 8th, 2010 the family took the step of Incorporation and began the process of locating an engineering facility, hiring employees and start the development of the Operating Systems along with the various other software programs required to actually operate the OS in the functions of Digital and Video telephone services and various other functions of the programs. The tech facilities were completed in July and after nearly 4 months of reviewing applicants the first employees’ begin employment the first week of August. These software engineers and programmers were responsible to take the various “CORE” portions of the Operating Systems that had been developed by the out sourced engineers over the last 12 months and provide the “GUI” to connect them with the 38 various software programs that provide the operational abilities of the new telephony services.  Some of the in-house programmers have greater ability than the outsourced programmers. The usage of the out sourced facilities over the last 18 months developing the “core” programming has helped the Company to come to market over a very short in-house time period. The Company expects to be able to demonstrate a fully operational multi office telephony system by mid December. The Company expects delivery of some systems by end of December mid December with full production by end of January.

 Requirements:

We must raise cash to implement our business plan. The minimum amount of funds that is required to get us into the manufacturing of the product and sales of same is the amount of $12,500 USD.  As of December 31, 2010, the Company had no unpaid bills.

The following columns indicate the itemized expenses needed over the next twelve (12) months commencing February 1, 2011 based on either launching our product or not launching the product.

Expenses	Product Launch (1)	Non-Launching Product
Payroll	$265,000	$ 72,000
Rent	$ 42,000	$ 42,000
Utilities	$ 18,000	$ 18,000
Fiber Pop	$ 14,400	$ 14,400
Telco	$ 3,600	$ 3,600
Reporting Company Costs	$ 50,000	$ 50,000
TOTAL	$393,000	$200,000

(1)	The difference in expenses required for launch vs. non-launch is for additional employees.

The above chart clearly itemizes the expenses required by the Company over the next twelve (12) months based on product launch and non-launch.  The Company plans on attempting to raise an additional $50,000 for unforeseen contingencies.

Inasmuch as the company expects to start receiving ‘letters of intent” or actual purchase orders in the first quarter, the Company will need to acquire the necessary hardware for these orders. With that in mind, the Company has already established a 30 day line of credit with its various vendors that will provide the front end expenses to develop the orders and also has set up the “Receivable Financing’ to cover the cash flow requirements needed to operate. As of December 31, 2010, the Company received a loan of $7,954 from a shareholder.  Such loans will be paid without interest when and if, such funds become available.   There are no written loan agreements.  We obtained these loans to pay for continuing research and development related expenses    There are no written loan agreements and the loans will be repaid when the Company has adequate funds available, if ever.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on us.  We believe we can absorb most, if not all, increased non-controlled operating costs by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of December 31, 2010:

Cash and cash equivalents	$12,354
Total assets	29,531
Total liabilities	19,009
Total shareholders’ (deficit)	29,531

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities for the period ended December 31, 2010.  Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of December 31, 2010.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities.  Net cash provided by financing activities for the period from inception through December 31, 2010 was $163,304, which relates to the sale of shares of common stock to shareholders in private transactions exempt from registration pursuant to Rule 506 of Regulation D.

Intangible Assets

There were no intangible assets during for the period April 8, 2010 (Inception) through December 31, 2010.

Material Commitments

There were no material commitments for the period April 8, 2010 (Inception) through December 31, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. We have no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from inception through December 31, 2010.

Income Taxes

The Company accounts for income taxes as outlined in ASC 740 “Income Taxes”, which was previously Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

Share Based Payments
(included in ASC 718 “Compensation-Stock Compensation”)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services. Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.

Effective October 4, 2007, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the share-based payments.

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are not subject to risks related to foreign currency exchange rate fluctuations.

Our functional currency is the United States dollar. We do not transact our business in other currencies. As a result, we are not subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes.

Item 8.  Financial Statements and Supplementary Data.

VDO-PH INTERNATIONAL

FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
VDO-Ph International

We have audited the accompanying balance sheet of VDO-Ph International, (A Development Stage Company) as of December 31, 2010, and the related statements of operations, stockholders' (deficit) and cash flows for the year then ended, and the period from inception (April 8, 2010) to December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VDO-Ph International, (A Development Stage Company) as of December 31, 2010, and results of its operations and its cash flows for the year then ended, and for the period from inception (April 8, 2010) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ David A. Aronson, CPA, P.A.
-------------------------------------
David A. Aronson, CPA. P.A.

North Miami Beach, Florida
April 10, 2011

VDO-Ph International
(A Development Stage Company)
Balance Sheet
December 31, 2010

ASSETS

Current Assets:
Cash	$11,328
Prepaid expenses	1,026
Total current assets	12,354

Equipment, net	16,177

Other Assets
Security deposit	1,000

$29,531

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$11,055
Loan payable - stockholder	7,954
Total current liabilities	19,009

Stockholders' Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized,
19,660,268 shares issued and outstanding	19,661
Additional paid in capital	163,143
Deficit accumulated during development stage	(172,282)
10,522

$29,531

VDO-Ph International
(A Development Stage Company)
Statements of Operations
For the Year Ended December 31, 2010 and 2009 and for the Period
From April 8, 2010 (Inception) to December 31, 2010
	From April 8, 2010 (Inception) to December 31, 2010	2010

Revenue, net	$-	$-

Expenses:
General and administrative expenses	172,282	172,282
	172,282	172,282

Net loss before other income and expenses	(172,282)	(172,282)

Net loss	$(172,282)	$(172,282)

Loss per common share - Basic and
fully diluted	$(0.01)	$(0.01)

Weighted average number of shares
outstanding - Basic and fully diluted	19,546,268	19,546,268

VDO-Ph International
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from April 8, 2010 (Inception) to December 31, 2010

			Additional Paid in Capital	Accumulated Deficit During Development Stage	Total Stockholders' Equity

	Common Stock
	Shares	Amount
Issuance of common shares for cash at
$0.001 per share	13,333,328	$13,334	$-	$-	$13,334
Issuance of common shares for services
at $0.001 per share	6,000,000	6,000	-	-	6,000
Issuance of common shares for cash at
$0.50 per share	196,940	197	98,273	-	98,470
Issuance of common shares for cash at
$0.50 per share	1,000	1	499	-	500
Issuance of common shares for cash at
$0.50 per share	10,000	10	4,990	-	5,000
Issuance of common shares for cash at
$0.50 per share	4,000	4	1,996	-	2,000
Issuance of common shares for services
at $0.50 per share	4,000	4	1,996	-	2,000
Issuance of common shares for cash at
$0.50 per share	60,000	60	29,940	-	30,000
Issuance of common shares for cash at
$0.50 per share	20,000	20	9,980	-	10,000
Issuance of common shares for cash at
$0.50 per share	8,000	8	3,992	-	4,000
Issuance of common shares for services
at $0.50 per share	8,000	8	3,992	-	4,000
Issuance of common shares for services
at $0.50 per share	15,000	15	7,485	-	7,500
Net loss	-	-	-	(172,282)	(172,282)
Balance - December 31, 2010	19,660,268	$19,661	$163,143	$(172,282)	$10,522

VDO-Ph International
(A Development Stage Company)
Statements of Cash Flows
For the Year Ended December 31, 2010 and 2009 and for the Period
From April 8, 2010 (Inception) to December 31, 2010
	From April 8, 2010 (Inception) to December 31, 2010	2010

Cash flows from operating activities:
Net loss	$(172,282)	$(172,282)
Adjustments to reconcile net loss to net cash used
by operating activities:
Common stock issued for services	19,500	19,500
Depreciation expense	500	500
Prepaid expenses	(1,026)	(1,026)
Security deposit	(1,000)	(1,000)
Accounts payable and accrued expenses	11,055	11,055
Net cash used by operating activities	(143,253)	(143,253)

Cash flows from investing activities:
Purchase of equipment	(16,677)	(16,677)
Net cash used by investing activities	(16,677)	(16,677)

Cash flows from financing activities:
Proceeds from issuance of common stock	163,304	163,304
Proceeds from sale of debentures	-	-
Stockholder's loan	7,954	7,954
Net cash provided by financing activities	171,258	171,258

Net increase in cash	11,328	11,328
Cash at beginning of period	-	-
Cash at end of period	$11,328	$11,328

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

VDO-Ph International
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

VDO-Ph International ("VDO-Ph" or the "Company") was incorporated in Nevada in April 2010.  The Company is in the development stage and intends to sell a state-of-the-art telephony appliance for commercial and residential use employing proprietary software.  The appliance, which will serve as a digital telephone, full motion video and advanced computer system, will be marketed and sold through cable companies to their commercial and residential customers.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue will be recognized at the time the product is delivered or services are performed.  Provision for sales returns will be estimated based on the Company's historical return experience.  Revenue will be presented net of returns.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

The Company follows Accounting Standards Codification ("ASC") 280, "Segment Reporting".  The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock.  There were no common stock equivalents at June 30, 2010.

VDO-Ph International
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized.  Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information.  A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation.  ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on the fair value using an option pricing model.  ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates.

Equity instruments granted to non-employees are accounted for in accordance with ASC 505, Equity.  The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Recent Pronouncements

In September 2009, Accounting Standards Codification ("ASC") became the source of authoritative GAAP recognized by the Financial Accounting Standards Board ("FASB") for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for registrants.

VDO-Ph International
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment

Equipment, consisting of computer equipment, is stated at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, of five years.

The Company reviews long-lived assets, such as equipment, for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds the estimated future cash flows, an impairment loss will be recorded by the amount the carrying value exceeds the fair value of the asset.

Note 2.  EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at December 31, 2010:

Computer equipment	$16,677

Less: accumulated depreciation	(500)

$16,177

Depreciation for the year ended December 31, 2010 was $500.

Note 3.  LOAN PAYABLE - STOCKHOLDER

During 2010 a stockholder of the Company advanced the Company $7,954 to pay for certain expenses.  The loan bears no interest and is payable on demand.

Note 4.  LOAN PAYABLE - RELATED PARTY

During the year ended December 31, 2010 a corporation under common ownership with VDO-Ph advanced the Company $7,954 to pay for certain expenses.  The loan bears no interest and is payable on demand.

VDO-Ph International
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

Note 5.  STOCKHOLDERS' EQUITY

In April 2010 the Company issued 13,333,328 shares of common stock at par value.

In April 2010 the Company issued 6,000,000 shares of common stock at par value for services provided to the Company.

In April 2010 the Company issued 196,940 shares of common stock at $0.50 per share.

In September 2010 the Company issued 1,000 shares of common stock at $0.50 per share.

In September 2010 the Company issued 10,000 shares of common stock at $0.50 per share.

In September 2010 the Company issued 4,000 shares of common stock at $0.50 per share.

In September 2010 the Company issued 4,000 shares of common stock at $.50 per share for services provided to the Company.

In November 2010 the Company issued 60,000 shares of common stock at $0.50 per share.

In December 2010 the Company issued 20,000 shares of common stock at $0.50 per share.

In December 2010 the Company issued 8,000 shares of common stock at $0.50 per share.

In December 2010 the Company issued 8,000 shares of common stock at $.50 per share for services provided to the Company.

In December 2010 the Company issued 15,000 shares of common stock at $.50 per share for services provided to the Company.

Note 6.  RELATED PARTY TRANSACTIONS

Until July 31, 2010 the Company had leased its offices from a stockholder of the Company.  The lease was on a month to month basis and required monthly payments of approximately $2,000.  Rent expense paid to this stockholder during 2010 was $7,240.

VDO-Ph International
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

Note 7.  COMMITMENTS AND CONTINGENCIES

The Company leases its office pursuant to an agreement entered into in August 2010 and that originally terminated in January 2011.  The lease called for monthly payments of $1,026 for this initial period.  Rent expense for the year ended December 31, 2010 under the terms of the lease totaled $5,130.  Subsequent to year end the lease was extended for a period of 36 months (see Note 10).

At December 31, 2010, future minimum lease payments were as follows:

Year Ending December 31,	Amount
2011	$1,026

Note 8.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:
Income tax provision at the federal
statutory rate	34%
Effect of operating losses	(34)%
0%

As of December 31, 2010, the Company has a net operating loss carryforward of approximately $172,000.  This loss will be available to offset future taxable income.  If not used, this carryforward will expire in 2030. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2010.  The principal difference between the operating loss for income tax purposes and reporting purposes results from the issuance of common shares for services.

Note 9.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception to December 31, 2010, the Company incurred a net loss of approximately $172,000.  In addition, the Company has no significant assets or revenue generating operations.

VDO-Ph International
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

Note 9.  BASIS OF REPORTING (continued)

The Company currently does not have sufficient cash to sustain itself for the next 12 months, and will require additional funding in order to execute its plan of operations and to continue as a going concern.  To meet its cash needs, management expects to raise capital through a private placement offering.  In the event that this funding does not materialize, certain stockholders have agreed, orally, to loan, on a non-interest bearing demand basis, sufficient funds to maintain the Company's operations for the next 12 months.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 10.  SUBSEQUENT EVENT

In January 2011, the Company extended the lease of its office space for a term of 38 months expiring in March 2014.  The new lease calls for minimum monthly lease payments plus its pro-rata share of certain operating expenses.

Future minimum lease payments under the terms of this agreement are as follows:

Year Ending December 31,	Amount
2011	$7,744
2012	9,614
2013	11,260
2014	2,850
$31,468

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management of is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2010, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of March 30, 2011.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information.

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended December 31, 2010, but not reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our executive officers and directors and their age as of December 31, 2010 are as follows:

Executive Officers and Directors

Name	Age	Office	Since

Valeria Stringer	77	President, Principal Financial Officer	Inception

Elizabeth Twitty	59	Secretary	Inception

Marion Matson	82	Director	Inception

The term of office for each director is one year, or until the next annual meeting of the shareholders.  All of our executive officers and directors are family members and founders of the Company.  They serve their respective positions based upon years of business experience.  None of these individuals serve as officers or directors of any other entities.   The Company intends to seek advisory board members whose experience will assist the Company in its efforts.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Valeria Stringer currently serves as President and a Director of the Company. Ms. Stringer has over 40 years of management experience. While working at National Bella Hess, a major collections firm, Ms. Stringer managed 15 full time employees and was instrumental in assisting the firm to achieve its daily collection quotas. Ms. Stringer was also responsible for managing 24 marketing / demonstrators for Sam's Club in Kansas for over three years. Ms. Stringer also spent over 12 years working with a market research company where her duties included managing over 25 analysts in the retail arena. Ms. Stringer's experience and task oriented achievements should greatly assist in the Company's development.

Elizabeth Twitty, currently serves as Secretary and Director of the Company. During the last 30 years, Ms. Twitty has been involved in commercial construction and coordination of inventory control. Ms. Twitty will oversee dissemination of plans and bid for the Board's approval. She will follow through on day-to-day construction work to assure timely completion and will be responsible for reviews of assembly and warehouse functions to ascertain the clients' needs relative to these items.

Marion Matson currently serves as a Director of the Company. Mr. Marion Matson brings to the Company over 50 years of corporate business management experience to the Company. During the past thirty five years, Mr. Matson has owned and operated a company that remanufactures Caterpillar equipment and resells the equipment worldwide. Mr. Matson will provide his business experience as the Company expands its business plan. Mr. Matson is not an independent director.

There are no acquisitions, business combinations, or mergers pending or which have occurred involving the Company. Presently, we have no plans, proposals, agreements, understandings or arrangements of any kind or nature whatsoever to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

Our Board of Directors does not have audit, compensation or nominating committees, and no determination has been made as to whether our directors qualify as “audit committee financial experts”, as defined in Item 407 of Regulation S-K.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past ten years, including:

1.
any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.	any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i.
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	engaging in any type of business practice; or

iii.	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.
being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	any Federal or State securities or commodities law or regulation; or

ii.
any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11.   Executive Compensation.

Executive Compensation

The table below sets forth all cash compensation paid or proposed to be paid by us to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to the Company during fiscal year 2010.

Summary Compensation Table

Name and Principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive Plan compensation	Non-Qualified Deferred Compensation Earnings	All other compensation	Total
Valeria Stringer President	2010	0	0	0	0	0	0	0	0
Elizabeth Twitty Secretary	2010	0	0	0	0	0	0	0	0

Compensation Policy: Because we are still in the early stages of formation and development, our directors and officers are not currently receiving any compensation.

Stock Option: Because we are still in the early stages of formation and development, our directors and officers have not received any stock options.

Bonuses: To date no bonuses have been granted. Any bonuses granted in the future will relate to meeting certain performance criteria that are directly related to areas within the executive's responsibilities with the Company. As the Company continues to grow, more defmed bonus programs will be created to attract and retain our employees at all levels.

Stock Option Plans:

Our board of directors has not adopted any Stock Option Plans as of the date of this prospectus.

Compensation of Directors:

Because we are still in the development stage, our directors are not receiving any compensation other than reimbursement for expenses incurred during their duties.

Grants of Plan-Based Awards in 2010

We have not granted any plan-based awards to our named executive officers since our inception.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to our named executive officers, as of December 31, 2010, our fiscal year-end.

Option Exercises and Stock Vested in 2010

Our named executive officers did not exercise any options, nor did any unvested shares of stock vest, during fiscal year 2010.  Our named executive officers do not have any stock options or unvested shares of stock of the Company.

Equity Incentive Plan

We expect to adopt an equity incentive plan. The purposes of the plan are to attract and retain qualified persons upon whom our sustained progress, growth and profitability depend, to motivate these persons to achieve long-term company goals and to more closely align these persons' interests with those of our other shareholders by providing them with a proprietary interest in our growth and performance. Our executive officers, employees, consultants and non-employee directors will be eligible to participate in the plan.  We have not determined the amount of shares of our common stock to be reserved for issuance under the proposed equity incentive plan.

Potential Employment Agreement and Benefits

We do not anticipating entering into an employment agreement at this time our officers and directors.

Potential Payments Upon Termination or Change in Control

As of December 31, 2010, there were no potential payments or benefits payable to our named executive officers upon their termination or in connection with a change in control.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to VDO-Ph International, Inc. who own more than 5% of the outstanding common stock as of the date of this prospectus, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial Owner	Number of Shares	Percent of Ownership

Valeria Stringer	1,667,134	8.3%
9424 NW View Crest Dr.
Kansas City, MO 64155-2242

Elizabeth Twitty	1,666,666	8.3%
5462 NE 284th Street
Turney, MO 64493

Sara Stanley	1,666,666	8.3%
5428 NE 284th Streert
Turney, MO 64493

Connie Decker	1,666,666	8.3%
9436 W. Lake Mead Blvd.
#3
Las Vegas, NV 89134

Marion Matson	1,666,666	8.3%
330 Tuggle Lane
Ridgeville, S. Carolina 29472

Michele Bryngelson	1,666,666	8.3%
308 Tuggle Lane
Ridgeville, S. Carolina

Stephanie Wright	1,666,666	8.3%
4319 W. 179th Street
Torrance, California 90504

Maurice Matson	1,666,666	8.3%
304 Teays Meadows
Scotts Depot, W. Virginia 25560

All officers and directors as a group	(5,000,466)	25%

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Conflict of Interest

The current officers and directors of the Company currently devote part-time to the Company and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between our business interest and their other business interests. The policy of the Board is that any personal business or corporate opportunity incurred by an officer or director of VDO must be examined by the Board and turned down by the Board in a timely basis before an officer or director can engage or take advantage of a business opportunity which could result in a conflict of interest.

The following clearly identifies each family relationship:

Valeria Stringer - sister  to Marion Matson and Marlan Matson

Elizabeth Twitty - niece to Marion Matson, Marlan Matson and daughter of Valeria Stringer

Sara Stanly - grandniece to Marion Matson, Marlan Matson and granddaughter to Valeria Stringer

Connie Decker – close family friend for many years

Marion Matson – brother to Valeria Stringer and Marlan Mattson

Michelle Bryngelson – daughter to Marion Matson and niece to Valeria Stringer and Marlan Matson

Stephanie Wright – daughter to Marlan Matson and niece to Marion Matson and Valeria Stringer

Maurice Matson – son of Marion Matson  and nephew to Marlan Matson and Valeria Stringer

Other than loans of $3,256 and $6,198 made by Marlan Matson of Financial Services, Las Vegas, NV, such accounts will only be repaid with no interest when and if funds become available, none of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that has or will materially affect us:

•	The Officers and Directors;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;
•	Any relative or spouse of any of the foregoing persons who have the same house assuch person.

There are no promoters being used in relation with this offering. No persons who may, in the future, be considered a promoter will receive or expect to receive any assets, services or other consideration from the Company. No assets will be or are expected to be acquired from any promoter on behalf of the Company.

Item 14.   Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services during the year ended December 31, 2010.

2010
Audit Fees	$7,500
Audit-Related Fees	0
Tax Fees	0
All Other Fees	0

Total Audit and Audit-Related Fees	$7,500

Item 15. Exhibits.

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*
3.2	Bylaws, as currently in effect*
4.1	Specimen common stock certificate*
31.1	302 Certification – Valeria Stringer (filed herewith)
32.1	906 Certification – Valeria Stringer (filed herewith)
      __________

*	Previously filed with the SEC as exhibits in connection with the registrant’s Form S-1 Registration Statement declared effective on January 13, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the _____ day of _______________, 2011.

VDO-PH INTERNATIONAL, INC.

By:	/s/ Valeria Stringer
President, Director, Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Valeria Stringer	President, Director	Date
Valeria Stringer	Principal Financial Officer

/s/ Elizabeth Twitty	Secretary and Director	Date
Elizabeth Twitty

/s/ Marion Mattson	Director	Date
Marion Mattson

VDO-Ph International, Inc

Index to Exhibits

Exhibits

31.1	302 Certification
32.1	906 Certification