Form 10-Q
period 2011-03-31
VDO-PH INTERNATIONAL
filed 2011-05-20
CIK 1499355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number- 333-168941

VDO-PH INTERNATIONAL, INC
(Exact name of registrant as specified in the charter)

Nevada	27-2436336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2700 East Sunset Road, Building B, Suite 18, Las Vegas, Nevada	89120
(Address of principal executive office)	(Zip Code)

(702) 570-7700
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐    NO ☒

As of May 2, 2011, there were 20,166,768 shares of the Registrant's common stock, $.001 par value outstanding.

Table of Contents

VDO-PH INTERNATIONAL, INC..

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the Securities and Exchange Commission, or SEC, or in connection with oral statements made to the press, potential investors or others. All statements, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "expect," "estimate," "anticipate," "predict," "believe," "think," "plan," "will," "should," "intend," "seek," "potential" and similar expressions and variations are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

        Forward-looking statements in this report are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described in the forward-looking statements, including, but not limited to, the risks and uncertainties described in the section entitled "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on April 13, 2011, in this report as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.

        Forward-looking statements speak only as of the date the statements are made. Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to update or revise forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. We caution you not to unduly rely on the forward-looking statements when evaluating the information presented in this report.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

        The financial statements (audited) of VDO-PH INTERNATIONAL, INC. ("VDO" or the "Company") as of March 31, 2011 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on April 13, 2011.

VDO-Ph International
(A Development Stage Company)
Balance Sheets
March 31, 2011 and December 31, 2010

ASSETS
	March 31, 2011	December 31, 2010

	(Unaudited)
Current Assets:
Cash	$578	$11,328
Prepaid expenses	-	1,026
Total current assets	578	12,354

Equipment, net	47,637	16,177

Other Assets
Security deposit	1,000	1,000

	$49,215	$29,531

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$14,040	$11,055
Loan payable - stockholder	21,156	7,954
Total current liabilities	35,196	19,009

Stockholders' Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized,
19,798,768 and 19,660,268 shares issued and outstanding	19,800	19,661
Additional paid in capital	232,254	163,143
Deficit accumulated during development stage	(238,035)	(172,282)
	14,019	10,522

	$49,215	$29,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

VDO-Ph International
(A Development Stage Company)
Statements of Operations
For the Three Months Ended March 31, 2011 and 2010 and for the Period
From April 8, 2010 (Inception) to March 31, 2011
	From April 8, 2010 (Inception) to March 31, 2011
		For the Three Months Ended March 31,

		2011	2010

Revenue, net	$-	$-	$-

Expenses:
General and administrative expenses	238,035	65,753	-
	238,035	65,753	-

Net loss before other income and expenses	(238,035)	(65,753)	-

Other income and (expenses)
Interest expense	-	-	-
Provision for income taxes	-	-	-
	-	-	-

Net loss	$(238,035)	$(65,753)	$-

Loss per common share - Basic and
fully diluted	$(0.01)	$(0.00)	N/A

Weighted average number of shares
outstanding - Basic and fully diluted	19,590,251	19,675,298	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VDO-Ph International
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from April 8, 2010 (Inception) to March 31, 2011
			Additional Paid in Capital	Accumulated Deficit During Development Stage	Total Stockholders' Equity

	Common Stock
	Shares	Amount
Issuance of common shares for cash at
$0.001 per share	13,333,328	$13,334	$-	$-	$13,334
Issuance of common shares for services
at $0.001 per share	6,000,000	6,000	-	-	6,000
Issuance of common shares for cash at
$0.50 per share	196,940	197	98,273	-	98,470
Issuance of common shares for cash at
$0.50 per share	1,000	1	499	-	500
Issuance of common shares for services
$0.50 per share	10,000	10	4,990	-	5,000
Issuance of common shares for cash at
$0.50 per share	4,000	4	1,996	-	2,000
Issuance of common shares for services
at $0.50 per share	4,000	4	1,996	-	2,000
Issuance of common shares for cash at
$0.50 per share	60,000	60	29,940	-	30,000
Issuance of common shares for cash at
$0.50 per share	20,000	20	9,980	-	10,000
Issuance of common shares for cash at
$0.50 per share	8,000	8	3,992	-	4,000
Issuance of common shares for services
at $0.50 per share	8,000	8	3,992	-	4,000
Issuance of common shares for services
at $0.50 per share	15,000	15	7,485	-	7,500
Net loss	-	-	-	(172,282)	(172,282)
Balance - December 31, 2010	19,660,268	19,661	163,143	(172,282)	10,522

Issuance of common shares for services
at $0.50 per share	28,000	28	13,972	-	14,000
Issuance of common shares for services
at $0.50 per share	5,000	5	2,495	-	2,500
Issuance of common shares for services
at $0.50 per share	1,500	2	748	-	750
Issuance of common shares for services
at $0.50 per share	4,000	4	1,996	-	2,000
Issuance of common shares for services
at $0.50 per share	100,000	100	49,900	-	50,000
Net loss	-	-	-	(65,753)	(65,753)
Balance - March 31, 2011	19,798,768	$19,800	$232,254	$(238,035)	$14,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

VDO-Ph International
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010 and for the Period
From April 8, 2010 (Inception) to March 31, 2011
	From April 8, 2010 (Inception) to March 31, 2011	For the Three Months Ended March 31,

		2011	2010

Cash flows from operating activities:
Net loss	$(238,035)	$(65,753)	$-
Adjustments to reconcile net loss to net cash used
by operating activities:
Common stock issued for services	19,500	-	-
Depreciation expense	1,757	1,257	-
Prepaid expenses	-	1,026	-
Security deposit	(1,000)	-	-
Accounts payable and accrued expenses	14,040	2,985	-
Net cash used by operating activities	(203,738)	(60,485)	-

Cash flows from investing activities:
Purchase of equipment	(49,394)	(32,717)	-
Net cash used by investing activities	(49,394)	(32,717)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	232,554	69,250	-
Shareholder's loan	21,156	13,202	-
Net cash provided by financing activities	253,710	82,452	-

Net increase in cash	578	(10,750)	-
Cash at beginning of period	-	11,328	-
Cash at end of period	$578	$578	$-

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VDO-Ph International
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011

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

Segment Information

The Company follows SFAS 131, "Disclosures about Segments of an Enterprise and Related Information".  Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance.  The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock.  There were no common stock equivalents at March 31, 2011.

VDO-Ph International
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011

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
March 31, 2011

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

Note 2.  EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at March 31, 2011:

Computer equipment	$16,678
Automobile	32,717
49,395

Less: accumulated depreciation	(1,758)

$47,637

Depreciation for the three months ended March 31, 2011 was $1,257.

Note 3.  LOAN PAYABLE - STOCKHOLDER

During the period ended March 31, 2011 a stockholder of the Company advanced the Company $13,202 to pay for certain expenses.  The loan bears no interest and is payable on demand.

Note 4.  STOCKHOLDERS' EQUITY

In April 2010 the Company issued 13,333,328 shares of common stock at par value.

In April 2010 the Company issued 6,000,000 shares of common stock at par value for services provided to the Company.

VDO-Ph International
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011

Note 4.  STOCKHOLDERS' EQUITY (continued)

In April 2010 the Company issued 196,940 shares of common stock at $0.50 per share.

In April 2010 the Company issued 1,000 shares of common stock at $0.50 per share.

In April 2010 the Company issued 10,000 shares of common stock at $1.00 per share for services provided to the Company.

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

In February 2011 the Company issued 28,000 shares of common stock at $0.50 per share for services provided to the Company.

In February 2011 the Company issued 5,000 shares of common stock at $0.50 per share for services provided to the Company.

In February 2011 the Company issued 1,500 shares of common stock at $0.50 per share for services provided to the Company.

In February 2011 the Company issued 4,000 shares of common stock at $0.50 per share for services provided to the Company.

In February 2011 the Company issued 100,000 shares of common stock at $0.50 per share for services provided to the Company.

VDO-Ph International
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011

Note 5.  COMMITMENTS AND CONTINGENCIES

The Company leases its offices pursuant to an agreement entered into in January 2011.  The lease calls for minimum monthly lease payments plus its pro-rata share of certain operating expenses.  Rent expense for the three months ended March 31, 2011 totaled $2,012.

Note 6.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal
statutory rate	25%
Effect of operating losses	(25)%
0%

As of March 31, 2011, the Company has a net operating loss carryforward of approximately $238,000.  This loss will be available to offset future taxable income.  If not used, this carryforward will expire in 2030. The deferred tax asset relating to the operating loss carryforward has been fully reserved at March 31, 2011.  The principal difference between the operating loss for income tax purposes and reporting purposes results from the issuance of common shares for services.

Note 7.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception to March 31, 2011, the Company incurred a net loss of approximately $238,000.  In addition, the Company has no significant assets or revenue generating operations.

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

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with (i) our financial statements for the years ended December 31, 2010 together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The statements in this report include forward-looking statements.  These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology.  These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers;  and, our ability to maintain a level of investment that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates and conditions in the advertising industry in particular; and, the continued employment of our key personnel and other risks associated with competition.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements see the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Securities and Exchange Commission reports and filings.  We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a development stage company, incorporated on April 8, 2010 and have not generated or realized any revenues from our business operations. We plan to enter into the telephony business by way of our software that enables a computer to be three services in one.

Our Officers and Directors are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities and Exchange Commission which ultimately could cause you to lose your investment. The family members including the management team meet via VDO-Ph’s video telephony method on a daily basis.  Their discussions cover such topics as competition growth, new companies entering the video market, interviewing potential candidates for various managerial positions in the Company, review of Company policies with relations to Human Resources, personnel record keeping, payroll review, bidding of work benches and other requirements needed for production and a broad discussion as to what the Company’s future web site needs to do and what they should look at.

The date of incorporation is not indicative of the time the company was actually founded by the family which was May, 2009 but is representative of the time and date when it was determined by the family members after 12 months of initial research and analysis of the potential financial requirements and financial returns that development of a new business telephony system could require/achieve. From information gathered by an out sourced research company on past, current and future business telephone services the family determined (with this data) to take the next step to analyze (by hiring several programming companies) the complications, if any, in development of the proposed new telephony system.  We believe the Company no longer meets the definition of a “shell” company since the Company has ceased as an issuer described by Rule 144(i)(1)(i) in January 2011.  This is based on the fact that its software platform represents a substantial asset other than cash or cash equivalents and that the Company has a viable product to market to the major cable companies.  In addition, the Company has built-out its facilities for the purpose of increasing its production capabilities.  Substantial man hours and capital have been expended by the Company in the process of developing its new software operating system to be utilized as a telephony appliance.

As of March 31, 2011, we had no revenues and had total expenses of $65,753 for the same period. As of March 31, 2011, we had a net income of ($65,753).

The new appliance developed provides a combination of computer, internet, digital telephone and video telephone capabilities and provide the business market with the same advances the domestic market has had over the last few years with cellular, web cams, and 4G networks

The Company determined that the three systems that could be used for the appliance were Hp, Micros and Dell. These computers were all running Windows 7 and had no conflict to the new telephony Operating System. In addition, all three fit the design desires. In talking with these firms, it was concluded that HP could provide the quantities that may be required and at a very reasonable OEM fee structure. The Company completed the development of the software and presented a viable product in January 2011.

Results of Operations

Since January 2011, the Company has received continued interest form Cox Media for the product.  No formal agreements have been reached; however, an agreement has been delivered to Hewlett Packard (“HP”) subject to a trial period testing the telephony appliance.  The Company has had meetings with HP in an effort to assure a production capability.  The Company has also met with Logitech to negotiate a deal utilizing the Logitech web cam system in conjunction with the Company’s product.  Those discussions are ongoing.  The Company has expanded its operational facilities and intends to have additional space of 150,000 square feet available for operations in the fourth quarter of 2011.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on us.  We believe we can absorb most, if not all, increased non-controlled operating costs by operating our Company in the most efficient manner possible.

Cash Flows from Investing Activities

We made no investments as of March 31, 2011.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities and loans from family members.  Net cash provided by financing activities through March 31, 2011 relates to the sale of shares of common stock to shareholders in private transactions exempt from registration pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended. We intent to continue to raise expansion capital through private placement or debt financing.

Intangible Assets

There were no intangible assets during the period ended March 31, 2011.

Material Commitments

There were no material commitments for the period ended March 31, 2011.

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

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in results of our operations and cash flows. In the ordinary course of business, we are exposed to interest rate and foreign currency exchange rate risks.

ITEM 4.    CONTROLS AND PROCEDURES.

Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of the Company’s shareholders.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VDO-PH INTERNATIONAL, INC.

May 19, 2011	By:	/s/ Valeria Stringer
President, Director, Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Valeria Stringer	President, Director	May 19, 2011
Valeria Stringer	Principal Financial

/s/ Elizabeth Twitty	Secretary and Director	May 19, 2011
Elizabeth Twitty

/s/ Marion Mattson	Director	May 19, 2011
Marion Mattson

INDEX TO EXHIBITS

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.