Form 10-Q
period 2011-06-30
VDO-PH INTERNATIONAL
filed 2011-08-22
CIK 1499355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2011
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

Large Accelerated Filer ☐	Accelerated Filer G	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        As of June 30, 2011, there were 20,169,768 shares of the Registrant's common stock, $.001 par value outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The financial statements of VDO-PH INTERNATIONAL, INC. ("VDO" or the "Company") as of June 30, 2011 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on April 13, 2011.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with (i) our financial statements for the years ended December 31, 2010 together with the notes to these financial statements with the unaudited financial statements for the period ended June 30, 2011; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Overview

We are a development stage company, incorporated on April 8, 2010 and have generated some revenue from business operations. We are a proprietary software development company and have developed a new telephone appliance that combines Audio and Video functions that provides the user multipoint to multipoint conference calling capabilities in addition to computer and standard telephone functions all in one appliance.

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

Since inception the Company has had no revenues. For the six months and three months ended June 30, 2011 and for the period from inception to June 30, 2011 we had total expenses of $155,369, $61,616 and $327,651 respectively. Such expenses have been incurred in the development of our product, the expansion of our facilities and for administrative expenses. For the same periods reflected above we have a net loss of $167,562, $73,809, and $339,844, respectively. This is due to development stage costs and costs related to bringing our product to market, which we anticipate in the third quarter of 2011.

The new appliance developed provides a combination of computer, internet, digital telephone, video telephone, and telepresence capabilities and provide the business market with the same advances the domestic market has had over the last few years with cellular, web cams, and 4G networks

The Company determined that the three systems that could be used for the appliance were Hp, Micros and Dell. These computers were all running Windows 7 and had no conflict to the new telephony Operating System. In addition, all three fit the design desires. In talking with these firms, it was concluded that HP could provide the quantities that may be required and at a very reasonable OEM fee structure. The Company completed the development of the software and presented a viable product in January 2011.

The new appliance developed provides a combination of computer, internet, digital telephone, video telephone, and telepresence capabilities and provide the business market with the same advances the domestic market has had over the last few years with cellular, web cams, and 4G networks

The Company determined that the three systems that could be used for the appliance were Hp, Micros and Dell. These computers were all running Windows 7 and had no conflict to the new telephony Operating System. In addition, all three fit the design desires. In talking with these firms, it was concluded that HP could provide the quantities that may be required and at a very reasonable OEM fee structure. The Company completed the development of the software and presented a viable product in January 2011.

Results of Operations

Since January 2011, the Company has received continued interest form Cox Media for the product. The Company has reached an agreement with Cox Media whereby the Company will assist Cox Media in the development of their SIP communication system for the purpose of facilitating the implementation of the Company’s software based telephony appliance in Las Vegas, Nevada. Our proprietary imbedded software combines Polycom with Hewlett Packard (“HP”) and has the capability of providing telepresence telecommunications. The Company intends to use HP appliances, Logitech web cams and Polycom hand sets in conjunction with its software based product.     The Company has expanded its operational facilities and intends to have additional space of 150,000 square feet available for operations in the fourth quarter of 2011.
Impact of Inflation

We believe that the rate of inflation has had negligible effect on us.  We believe we can absorb most, if not all, increased non-controlled operating costs by operating our Company in the most efficient manner possible.

Cash Flows from Investing Activities

We made no investments as of June 30, 2011.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities and loans from family members.  Net cash provided by financing activities through June 30, 2011 relates to the sale of shares of common stock to shareholders in private transactions exempt from registration pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended. We intent to continue to raise expansion capital through private placement or debt financing.

Intangible Assets

There were no intangible assets during the period ended June 30, 2011.

Material Commitments

There were no material commitments for the period ended June 30, 2011.

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

ITEM 4.    CONTROLS AND PROCEDURES.

Based upon the required evaluation of our disclosure controls and procedures, our President and Principal Financial Officer concluded that as of June 31, 2011 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of the Company’s shareholders.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Signature	Title	Date

/s/ Valeria Stringer	Principal Financial Officer
Valeria Stringer	President, Director

/s/ Elizabeth Twitty	Secretary and Director
Elizabeth Twitty

/s/Marion Mattson	Director
Marion Mattson

INDEX TO EXHIBITS

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

VDO-Ph International
(A Development Stage Company)
Balance Sheets
June 30, 2011 and December 31, 2010

ASSETS
	June 30, 2011	December 31, 2010

	(Unaudited)
Current Assets:
Cash	$4,869	$11,328
Prepaid expenses	125,000	1,026
Total current assets	129,869	12,354

Property, Plant and Equipment, net	52,288	16,177

Other Assets
Security deposit	1,000	1,000

	$183,157	$29,531

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$31,942	$11,055
Customer deposits	3,050	-
Loan payable - stockholder	22,455	7,954
Total current liabilities	57,447	19,009

Stockholders' Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized,
20,169,768 and 19,660,268 shares issued and outstanding	20,171	19,661
Additional paid in capital	445,383	163,143
Deficit accumulated during development stage	(339,844)	(172,282)
	125,710	10,522

	$183,157	$29,531

VDO-Ph International
(A Development Stage Company)
Statements of Operations
For the Six Months Ended June 30, 2011 and 2010 and for the Period
From April 8, 2010 (Inception) to June 30, 2011
	From April 8, 2010 (Inception) to June 30, 2011
		For the Three Months Ended June 30,		For the Six Months Ended June 30,

		2011	2010	2011	2010

Revenue, net	$-	$-	$-	$-	$-

Expenses:			-
General and administrative expenses	327,651	61,616	73,958	155,369	73,958
Loss from operations	-	-	-		-
	327,651	61,616	73,958	155,369	73,958

Net loss before other income and expenses	(327,651)	(61,616)	(73,958)	(155,369)	(73,958)

Other income and (expenses)
Loss on disposal of equipment	(12,193)	(12,193)	-	(12,193)	-
	(12,193)	(12,193)	-	(12,193)	-

Net loss	$(339,844)	$(73,809)	$(73,958)	$(167,562)	$(73,958)

Loss per common share - Basic and
fully diluted	$(0.02)	$(0.00)	N/A	$(0.01)	$0.00

Weighted average number of shares
outstanding - Basic and fully diluted	19,750,014	20,168,504	19,359,800	19,852,974	19,359,800

VDO-Ph International
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from April 8, 2010 (Inception) to June 30, 2011
			Additional Paid in Capital	Accumulated Deficit During Development Stage	Total Stockholders' Equity

	Common Stock
	Shares	Amount
Issuance of common shares for cash at
$0.001 per share	13,333,328	$13,334	$-	$-	$13,334
Issuance of common shares for services
at $0.001 per share	6,000,000	6,000	-	-	6,000
Issuance of common shares for cash at
$0.50 per share	196,940	197	98,273	-	98,470
Issuance of common shares for cash at
$0.50 per share	1,000	1	499	-	500
Issuance of common shares for services
$0.50 per share	10,000	10	4,990	-	5,000
Issuance of common shares for cash at
$0.50 per share	4,000	4	1,996	-	2,000
Issuance of common shares for services
at $0.50 per share	4,000	4	1,996	-	2,000
Issuance of common shares for cash at
$0.50 per share	60,000	60	29,940	-	30,000
Issuance of common shares for cash at
$0.50 per share	20,000	20	9,980	-	10,000
Issuance of common shares for cash at
$0.50 per share	8,000	8	3,992	-	4,000
Issuance of common shares for services
at $0.50 per share	8,000	8	3,992	-	4,000
Issuance of common shares for services
at $0.50 per share	15,000	15	7,485	-	7,500
Net loss	-	-	-	(172,282)	(172,282)
Balance - December 31, 2010	19,660,268	19,661	163,143	(172,282)	10,522

Issuance of common shares for services
at $0.50 per share	20,000	20	9,980	-	10,000
Issuance of common shares for services
at $0.50 per share	5,000	5	2,495	-	2,500
Issuance of common shares for services
at $0.50 per share	10,000	10	4,990	-	5,000
Issuance of common shares for services
at $0.50 per share	10,000	10	4,990	-	5,000
Issuance of common shares for services
at $0.50 per share	11,000	11	5,489	-	5,500
Issuance of common shares for services
at $0.50 per share	32,000	32	15,968	-	16,000
Issuance of common shares for cash
at $0.50 per share	28,000	28	13,972	-	14,000
Issuance of common shares for cash
at $0.50 per share	5,000	5	2,495	-	2,500

VDO-Ph International
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from April 8, 2010 (Inception) to June 30, 2011

			Additional Paid in Capital	Accumulated Deficit During Development Stage	Total Stockholders' Equity

	Common Stock
	Shares	Amount
Issuance of common shares for cash
at $0.50 per share	1,500	2	748	-	750
Issuance of common shares for cash
at $0.50 per share	4,000	4	1,996	-	2,000
Issuance of common shares for services
at $0.50 per share	250,000	250	124,750	-	125,000
Issuance of common shares for cash
at $0.50 per share	100,000	100	49,900	-	50,000
Issuance of common shares for services
at $0.50 per share	30,000	30	14,970	-	15,000
Issuance of common shares for cash
at $0.50 per share	1,000	1	499	-	500
Issuance of common shares for services
at $0.50 per share	1,000	1	499	-	500
Issuance of common shares for cash
at $0.50 per share	1,000	1	499	-	500
Contribution of additional paid in capital	-	-	28,000	-	28,000
Net loss	-	-	-	(167,562)	(167,562)
Balance - June 30, 2011	20,169,768	$20,171	$445,383	$(339,844)	$125,710

VDO-Ph International
(A Development Stage Company)
Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010 and for the Period
From April 8, 2010 (Inception) to June 30, 2011
	From April 8, 2010 (Inception) to June 30, 2011	For the Six Months Ended June 30,

		2011	2010

Cash flows from operating activities:
Net loss	$(339,844)	$(167,562)	$(73,958)
Adjustments to reconcile net loss to net cash used
by operating activities:
Common stock issued for services	204,000	184,500	16,000
Depreciation expense	2,075	1,575	167
Prepaid expenses	(125,000)	(123,974)	-
Security deposit	(1,000)	-	-
Accounts payable and accrued expenses	31,942	20,887	-
Customer deposits	3,050	3,050	-
Net cash used by operating activities	(224,777)	(81,524)	(57,791)

Cash flows from investing activities:
Purchase of equipment	(54,363)	(37,686)	(16,678)
Net cash used by investing activities	(54,363)	(37,686)	(16,678)

Cash flows from financing activities:
Proceeds from issuance of common stock	233,554	70,250	111,570
Contribution of additional paid in capital	28,000	28,000	-
Stockholder's loan	22,455	14,501	3,256
Loan payable - related party	-	-	6,198
Net cash provided by financing activities	284,009	112,751	121,024

Net increase in cash	4,869	(6,459)	46,555
Cash at beginning of period	-	11,328	-
Cash at end of period	$4,869	$4,869	$46,555

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

VDO-Ph International
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011

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

Basis of Presentation
The accompanying unaudited financial statements of Yellow7 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q.  All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods.  The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year.  The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto  for the fiscal year ended December 31, 2010.

The balance sheet at June 30, 2011 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and notes thereto for the fiscal year ended December 31, 2010.

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

VDO-Ph International
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net Loss Per Common Share
Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock.  There were no common stock equivalents at June 30, 2011.

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

VDO-Ph International
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Pronouncements
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).”  This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level three fair value measurements.  This pronouncement is effective for reporting periods beginning on or after December 15, 2011.  The adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  The guidance allows two presentation alternatives; present items of net income and other comprehensive income in (1) one continuous statement, referred to as the statement of comprehensive income, or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011.  Early adoption is permitted, but full retrospective application is required under both sets of accounting standards.  The Company is currently evaluating which presentation alternative it will utilize.

VDO-Ph International
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, Plant and Equipment, net
Property, plant and equipment are stated at cost.  Maintenance, repairs and minor renewals are expensed as incurred.  Property, plant or equipment that is retired or sold, and the related gain or loss, if any, is taken into income currently.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

The estimated useful lives for computing depreciation are:

Equipment and vehicles		5 - 10 years
Furniture and fixtures		5 - 7 years
Improvements		10 years

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

Note 2. PROPERTY, PLANT AND EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at March 31, 2011:

	June 30, 2011	December 31, 2010

Computer equipment	$ 19,033	$ 16,677
Furniture	3,240	-
Improvements	31,000	-
	53,273	16,677

Less: accumulated depreciation	(985)	(500)

	$ 52,288	$ 16,177

Depreciation expense was $1,575 and $167 for the six months ended June 30, 2011 and 2010, respectively.

VDO-Ph International
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011

Note 3. LOAN PAYABLE - STOCKHOLDER

During the period ended June 30, 2011 a stockholder of the Company advanced the Company $22,455 to pay for certain expenses. The loan bears no interest and is payable on demand.

Note 4. STOCKHOLDERS' EQUITY

In April 2010, the Company issued 13,333,328 shares of common stock at par value.

In April 2010, the Company issued 6,000,000 shares of common stock at par value for services provided to the Company.

In April 2010, the Company issued 196,940 shares of common stock at $0.50 per share.

In April 2010, the Company issued 1,000 shares of common stock at $0.50 per share.

In April 2010, the Company issued 10,000 shares of common stock at $1.00 per share for services provided to the Company.

In September 2010, the Company issued 4,000 shares of common stock at $0.50 per share.

In September 2010, the Company issued 4,000 shares of common stock at $.50 per share for services provided to the Company.

In November 2010, the Company issued 60,000 shares of common stock at $0.50 per share.

In December 2010, the Company issued 20,000 shares of common stock at $0.50 per share.

In December 2010, the Company issued 8,000 shares of common stock at $0.50 per share.

In December 2010, the Company issued 8,000 shares of common stock at $.50 per share for services provided to the Company.

In December 2010, the Company issued 15,000 shares of common stock at $.50 per share for services provided to the Company.

In January 2011 the Company issued 20,000 shares of common stock at $0.50 per share for services provided to the Company.

VDO-Ph International
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011

Note 4. STOCKHOLDERS' EQUITY (continued)

In January 2011 the Company issued 5,000 shares of common stock at $0.50 per share for services provided to the Company.

In January 2011 the Company issued 10,000 shares of common stock at $0.50 per share for services provided to the Company.

In January 2011 the Company issued 10,000 shares of common stock at $0.50 per share for services provided to the Company.

In January 2011 the Company issued 11,000 shares of common stock at $0.50 per share for services provided to the Company.

In February 2011 the Company issued 32,000 shares of common stock at $0.50 per share for services provided to the Company.

In February 2011 the Company issued 28,000 shares of common stock at $0.50 per share.

In February 2011 the Company issued 5,000 shares of common stock at $0.50 per share.

In February 2011 the Company issued 1,500 shares of common stock at $0.50 per share.

In February 2011 the Company issued 4,000 shares of common stock at $0.50 per share.

In February 2011 the Company issued 250,000 shares of common stock at $0.50 per share for services provided to the Company.

In February 2011 the Company issued 100,000 shares of common stock at $0.50 per share.

In February 2011 the Company issued 30,000 shares of common stock at $0.50 per share for services provided to the Company.

In April 2011 the Company issued 1,000 shares of common stock at $0.50 per share.

In April 2011 the Company issued 1,000 shares of common stock at $0.50 per share for services provided to the Company.

In May 2011, certain stockholders of the company contributed $22,500 in additional paid in capital to the Company.

VDO-Ph International
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011

Note 4. STOCKHOLDERS' EQUITY (continued)

In June 2011 the Company issued 1,000 shares of common stock at $0.50 per share.

In June 2011, certain stockholders of the company contributed $5,500 in additional paid in capital to the Company.

Note 5. COMMITMENTS AND CONTINGENCIES

The Company leases its offices pursuant to an agreement entered into in January 2011.  The lease calls for minimum monthly lease payments plus its pro-rata share of certain operating expenses.  Rent expense for the six months ended June 30, 2011 and 2010 totaled $4,546 and $6,160, respectively.

Note 6. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal
statutory rate	34%
Effect of operating losses	(34)%
0%

As of June 30, 2011, the Company has a net operating loss carryforward of approximately $135,000.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2030. The deferred tax asset relating to the operating loss carryforward has been fully reserved at June 30, 2011.  The principal difference between the operating loss for income tax purposes and reporting purposes results from the issuance of common shares for services.

Note 7. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception to June 30, 2011, the Company incurred a net loss of approximately $340,000.  In addition, the Company has no significant assets or revenue generating operations.

VDO-Ph International
Notes to Financial Statements
June 30, 2011

Note 7. BASIS OF REPORTING (continued)

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