Form 10-Q
period 2011-09-30
VDO-PH INTERNATIONAL
filed 2011-11-21
CIK 1499355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to _______________

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

As of September 30, 2011, there were 20,320,768 shares of the Registrant's common stock, $.001 par value outstanding.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

The financial statements of VDO-PH INTERNATIONAL, INC. ("VDO" or the "Company") as of September 30, 2011 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on April 13, 2011.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with (i) our financial statements for the years ended December 31, 2010 together with the notes to these financial statements with the unaudited financial statements for the period ended September 30, 2011; and (ii) the section entitled “Business” that appears elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Since inception the Company has had limited revenues of approximately $34,000. For the nine months and three months ended September 30, 2011 and for the period from inception to September 30, 2011 we had total expenses of $208,128, $134,170 and $380,410, respectively. Such expenses have been incurred in the development of our product, the expansion of our facilities and for administrative expenses. For the same periods reflected above we have a net loss of $194,594 , $120,636, and $366,876, respectively. This is due to development stage costs and costs related to bringing our product to market.

The new appliance developed provides a combination of computer, internet, digital telephone, video telephone, and telepresence capabilities and provide the business market with the same advances the domestic market has had over the last few years with cellular, web cams, and 4G networks.

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

Results of Operations

Since January 2011, the Company has received continued interest from Cox Media in connection with the Company’s product. The Company has reached an agreement with Cox Media whereby the Company will assist Cox Media in the development of their SIP communication system for the purpose of facilitating the implementation of the Company’s software based telephony appliance in Las Vegas, Nevada. Our proprietary imbedded software combines Polycom with Hewlett Packard (“HP”) and has the capability of providing telepresence telecommunications. The Company intends to use HP appliances, Logitech web cams and Polycom hand sets in conjunction with its software based product. The Company has expanded its operational facilities and intends to have additional space of 150,000 square feet available for operations in the fourth quarter of 2011.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on us. We believe we can absorb most, if not all, increased non-controlled operating costs by operating our Company in the most efficient manner possible.

Cash Flows from Investing Activities

We made no investments as of  September 30, 2011.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities and loans from family members. Net cash provided by financing activities through September 30, 2011 relates to the sale of shares of common stock to shareholders in private transactions exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. We intent to continue to raise expansion capital through private placement or debt financing.

Intangible Assets

There were no intangible assets during the period ended September 30, 2011.

Material Commitments

There were no material commitments for the period ended September 30, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES.

Based upon the required evaluation of our disclosure controls and procedures, our President and Principal Financial Officer concluded that as of  September 30, 2011 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of the Company’s shareholders. The board of directors pursuant to corporate consent, declared a stock dividend.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Exhibit
31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VDO-PH INTERNATIONAL, INC.

By:	/s/ Valeria Stringer
President, Director, Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer
/s/ Valeria Stringer	Principal Financial Officer
Valeria Stringer	President, Director

/s/ Elizabeth Twitty	Secretary and Director
Elizabeth Twitty

/s/Marion Mattson	Director
Marion Mattson

INDEX TO EXHIBITS
No.	Exhibit
31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

VDO-Ph International
(A Development Stage Company)
Balance Sheet
Condensed Balance Sheets
September 30, 2011 and December 31, 2010

ASSETS
	September 30, 2011	December 31, 2010
	(Unaudited)

Current Assets:
Cash	$8,753	$11,328
Prepaid expenses	125,000	1,026
Inventory	-	-
Total current assets	133,753	12,354

Property, Plant and Equipment, net	50,727	16,177

Other Assets
Security deposit	1,977	1,000

	$186,457	$29,531

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$35,604	11,055
Loan payable - stockholder	-	7,954
Total current liabilities	35,604	19,009

Stockholders' Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized,
20,195,768 and 19,660,268 shares issued and outstanding, respectively	20,197	19,661
Additional paid in capital	497,532	163,143
Deficit accumulated during development stage	(366,876)	(172,282)
	150,853	10,522

	$186,457	$29,531

VDO-Ph International
(A Development Stage Company)
Condensed Statements of Operations
For the Nine Months Ended September 30, 2011 and for the Period
From April 8, 2010 (Inception) to September 30, 2011
	From April 8, 2010 (Inception) to September 30, 2011
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,

		2011	2010	2011	2010

Revenue, net	$34,250	$34,250	$34,250	$34,250	$34,250
Cost of goods sold	8,523	8,523	-	8,523	-
Gross income	25,727	25,727	34,250	25,727	34,250

Expenses:
General and administrative expenses	380,410	134,170	124,863	208,128	124,863
Loss from operations	-
	380,410	134,170	124,863	208,128	124,863

Net loss before other income and expenses	(354,683)	(108,443)	(90,613)	(182,401)	(90,613)

Other income and (expenses)
Loss on disposal of equipment	(12,193)	(12,193)	-	(12,193)	-
	(12,193)	(12,193)	-	(12,193)	-

Net loss	$(366,876)	$(120,636)	$(90,613)	$(194,594)	$(90,613)

Loss per common share - Basic and
fully diluted	$(0.02)	$(0.01)	$-	$(0.01)	$-

Weighted average number of shares
outstanding - Basic and fully diluted	19,603,933	19,660,268	19,540,823	19,982,782	19,540,823

(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from April 8, 2010 (Inception) to September 30, 2011

			Additional Paid in Capital	Accumulated Deficit During Development Stage	Total Stockholders' Equity

	Common Stock
	Shares	Amount
Issuance of common shares for cash at
$0.001 per share	13,333,328	$13,334	$-	$-	$13,334
Issuance of common shares for services
at $0.001 per share	6,000,000	6,000	-	-	6,000
Issuance of common shares for cash at
$0.50 per share	196,940	197	98,273	-	98,470
Issuance of common shares for cash at
at $0.50 per share	1,000	1	499	-	500
Issuance of common shares for cash at
$0.50 per share	10,000	10	4,990	-	5,000
Issuance of common shares for cash at
$0.50 per share	4,000	4	1,996	-	2,000
Issuance of common shares for services
at $0.50 per share	4,000	4	1,996	-	2,000
Issuance of common shares for cash at
$0.50 per share	60,000	60	29,940	-	30,000
Issuance of common shares for cash at
$0.50 per share	20,000	20	9,980	-	10,000
Issuance of common shares for cash at
$0.50 per share	8,000	8	3,992	-	4,000
Issuance of common shares for services
at $0.50 per share	8,000	8	3,992	-	4,000
Issuance of common shares for services
at $0.50 per share	15,000	15	7,485	-	7,500
Net loss	-	-	-	(172,282)	(172,282)
Balance - December 31, 2010	19,660,268	19,661	163,143	(172,282)	10,522

Issuance of common shares for services
at $0.50 per share	20,000	20	9,980	-	10,000
Issuance of common shares for services
at $0.50 per share	5,000	5	2,495	-	2,500
Issuance of common shares for services
at $0.50 per share	10,000	10	4,990	-	5,000
Issuance of common shares for services
at $0.50 per share	10,000	10	4,990	-	5,000
Issuance of common shares for services
at $0.50 per share	11,000	11	5,489	-	5,500
Issuance of common shares for services
at $0.50 per share	32,000	32	15,968	-	16,000
Issuance of common shares for cash
at $0.50 per share	28,000	28	13,972	-	14,000
Issuance of common shares for cash
at $0.50 per share	5,000	5	2,495	-	2,500
Subtotals	19,781,268	19,782	223,522	(172,282)	71,022

VDO-Ph International
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from April 8, 2010 (Inception) to September 30, 2011

			Additional Paid in Capital	Accumulated Deficit During Development Stage	Total Stockholders' Equity

	Common Stock
	Shares	Amount
Subtotals	19,781,268	19,782	223,522	(172,282)	71,022
Issuance of common shares for cash
at $0.50 per share	1,500	2	748	-	750
Issuance of common shares for cash
at $0.50 per share	4,000	4	1,996	-	2,000
Issuance of common shares for services
at $0.50 per share	250,000	250	124,750	-	125,000
Issuance of common shares for cash
at $0.50 per share	100,000	100	49,900	-	50,000
Issuance of common shares for services
at $0.50 per share	30,000	30	14,970	-	15,000
Issuance of common shares for cash
at $0.50 per share	1,000	1	499	-	500
Issuance of common shares for services
at $0.50 per share	1,000	1	499	-	500
Issuance of common shares for cash
at $0.50 per share	1,000	1	499	-	500
Issuance of common shares for cash
at $0.50 per share	1,000	1	499	-	500
Issuance of common shares for cash
at $0.40 per share	25,000	25	9,975	-	10,000
Contribution of additional paid in capital	-	-	28,000	-	28,000
Recapitalization of Officer's loan			41,675		41,675
Net loss	-	-	-	(194,594)	(194,594)
Balance - September 31, 2011	20,195,768	$20,197	$497,532	$(366,876)	$150,853

VDO-Ph International
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and for the Period
From April 8, 2010 (Inception) to September 30, 2011
	From April 8, 2010 (Inception) to September 30, 2011

		For the Nine Months Ended September 30,

		2011	2010

Cash flows from operating activities:
Net loss	$(366,876)	$(194,594)	$(172,282)
Adjustments to reconcile net loss to net cash used
by operating activities:
Common stock issued for services	204,000	184,500	19,500
Depreciation expense	2,361	1,861	500
Prepaid expenses	(125,000)	(123,974)	(1,026)
Security deposit	(1,977)	(977)	(1,000)
Accounts payable and accrued expenses	35,604	24,549	11,055
Net cash used by operating activities	(251,888)	(108,635)	(143,253)

Cash flows from investing activities:
Purchase of equipment	(53,088)	(36,411)	(16,677)
Net cash used by investing activities	(53,088)	(36,411)	(16,677)

Cash flows from financing activities:
Proceeds from issuance of common stock	244,054	80,750	163,304
Contribution of additional paid in capital	28,000	28,000	-
Shareholder's loan	-	(7,954)	7,954
Recapitalization of shareholder loan	41,675	41,675	-
Net cash provided by financing activities	313,729	142,471	171,258

Net increase in cash	8,753	(2,575)	11,328
Cash at beginning of period	-	11,328	-
Cash at end of period	$8,753	$8,753	$11,328

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

VDO-Ph International
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

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

Basis of Presentation

The accompanying unaudited financial statements of MIC have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2009.

The balance sheet at September 30, 2011 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes thereto for the fiscal year ended December 31, 2010.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered or services are performed. Provision for sales returns are estimated based on the Company's historical return experience. Revenue is presented net of returns.

VDO-Ph International
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share based on the authoritative guidance. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

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
September 30, 2011
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
September 30, 2011

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

Note 2. PROPERTY, PLANT AND EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at September 30, 2010:

Computer equipment	$51,998

Less: accumulated depreciation	(1,271)

$50,727

Depreciation expense was $1,861 and $334 for the nine months ended September 30, 2011 and 2010, respectively.

VDO-Ph International
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

Note 3. STOCKHOLDERS' EQUITY

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

VDO-Ph International
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

Note 3. STOCKHOLDERS' EQUITY (continued)

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

VDO-Ph International
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

Note 3. STOCKHOLDERS' EQUITY (continued)

In June 2011 the Company issued 1,000 shares of common stock at $0.50 per share.

In June 2011, certain stockholders of the company contributed $5,500 in additional paid in capital to the Company.

In July 2011 the Company issued 1,000 shares of common stock at $0.50 per share.

In September 2011 the Company issued 25,000 shares of common stock at $0.40 per share.

In September 2011, the Company, with the agreement of the stockholder recapitalized a stockholder loan of $41,675.

Note 4. COMMITMENTS AND CONTINGENCIES

The Company leases its offices pursuant to an agreement entered into in January 2011. The lease calls for minimum monthly lease payments plus its pro-rata share of certain operating expenses.

Rent expense for the nine months ended September 30, 2011 and 2010 totaled $7,674 and $10,396, respectively.

Note 5. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal
statutory rate	34%
Effect of operating losses	(34)%
0%

As of September 30, 2010, the Company has a net operating loss carryforward of approximately $149,000. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2030. The deferred tax asset relating to the operating loss carryforward has been fully reserved at September 30, 2011. The principal difference between the operating loss for income tax purposes and reporting purposes results from the issuance of common shares for services.

VDO-Ph International
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

Note 6. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to September 30, 2011, the Company incurred a net loss of approximately $367,000. In addition, the Company has no significant assets or revenue generating operations.

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