Form 10-Q
period 2021-09-30
Quinton Group, Inc.
filed 2021-11-19
CIK 1499355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-168941

Quinton Group, Inc. (formerly known as VDO-PH International, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	27-2436336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6770
(Primary Standard Industrial Classification Code Number)

No. 70-03-12, D’Piazza Mall Mahsuri 11950 Bayan Baru, Pulau Pinang, Malaysia	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (646) 768 -8417

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of November 19, 2021 was 707,018 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

QUINTON GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Nine Months ended September 30, 2021

i

PART I FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our ability to consummate the Merger, as such term is defined below; the continued services of the Custodian as such term is defined below; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor, and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Quinton Group, Inc. a Nevada corporation unless the context requires otherwise.

ii

Item 1. Financial Statements

QUINTON GROUP, INC.

f/ka VDO-PH INTERNATIONAL INC.

BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current assets
TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Other payables	$23,889	$-
Notes payable-related party	115,898	-
Total current liabilities	139,787	-
Total liabilities	139,787	-

Commitments and contingencies	-	-

Series A Preferred, $0.001 par value, 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding, as of September 30, 2021 and December 31, 2020	10,000	10,000
Common stock, $0.001 par value 500,000,000, shares authorized, 707,018 shares issued and outstanding as of September 30, 2021 and December 31, 2020	707	707
Paid in capital	926,933	926,047
Accumulated deficit	(1,077,427)	(936,754)
Total Stockholders’ (Deficit)	(139,787)	-
Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

QUINTON GROUP, INC.

f/ka VDO-PH INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses -related party	132,210	342,200	140,673	343,248
Total operating expenses	132,210	342,200	140,673	343,248
(Loss) from operations	(132,210)	(342,200)	(140,673)	(343,248)
Other income (expense)
Interest income		616	-	2,195
(Loss) before provision for income taxes	(132,210)	(341,584)	(140,673)	(341,053)
Tax Provision		-	-	-
Net (Loss)	$(132,210)	$(341,584)	$(140,673)	$(341,053)

Basic and diluted earnings(loss) per common share	$(0.19)	$(0.48)	$(0.20)	$(0.48)

Weighted average number of shares outstanding	707,018	707,018	707,018	707,018

The accompanying notes are an integral part of these financial statements.

QUINTON GROUP, INC.

f/ka VDO-PH INTERNATIONAL INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

							Total
	Preferred A Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2019	-	$-	707,018	$707	$673,425	$(595,816)	$78,316

Net income (loss)		-		-	-	-	-

Balance, March 31, 2020	-	$-	707,018	$707	$673,425	$(595,816)	$78,316

Net income (loss)		-		-	-	-	-

Balance, June 30, 2020	-	$-	707,018	$707	$673,425	$(595,816)	$78,316

Issuance of preferred stock to related party	10,000,000	10,000			320,000		330,000

Forgiveness of related party loan and receivable due to a change in control					(67,263)		(67,263)

Net loss				-		(341,053)	(341,053)

Balance, September 30, 2020	10,000,000	$10,000	707,018	$707	$926,162	$(936,869)	$(0)

							Total
	Preferred A Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020	10,000,000	$10,000	707,018	$707	$926,047	$(936,754)	$-

Net loss		-		-		(886)	(886)

Forgiveness of related party loan				-	886		886

Balance, March 31, 2021	10,000,000	$10,000	707,018	$707	$926,933	$(937,640)	$-

Net loss		-		-	-	(7,577)	(7,577)

Balance, June 30, 2021	10,000,000	$10,000	707,018	$707	$926,933	$(945,217)	$(7,577)

Net loss		-		-	-	(132,210)	(132,210)

Balance, September 30, 2021	10,000,000	$10,000	707,018	$707	$926,933	$(1,077,427)	$(139,787)

The accompanying notes are an integral part of these financial statements.

QUINTON GROUP, INC.

f/ka VDO-PH INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(140,673)	$(341,053)
Adjustments to reconcile net loss to net cash used for operating activities
Stock based compensation		330,000
Accounts payable	23,889
Interest receivable	-	(2,195)
Net cash (used for) operating activities	(116,784)	(13,248)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	116,784	13,248
Net cash provided by financing activities	116,784	13,248

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

QUINTON GROUP, INC.

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Quinton Group Inc. f/k/a VDO-Ph International (the “Company”) was incorporated in Nevada in April 2010. The Company was in the development stage and intended to sell a state-of-the-art telephony appliance for commercial and residential use employing proprietary software. The appliance, which will serve as a digital telephone, full motion video and advanced computer system, will be marketed and sold through cable companies to their commercial and residential customers. The Company ceased operations in 2011.

On July 11, 2019, Custodian Ventures LLC, applied for appointment as Custodian of VDO-PH International, Inc with the eight judicial District Court of Nevada.

On October 11, 2019, the Company obtained a promissory note in amount of $82,100 from its custodian, Custodian Ventures, LLC, the managing member being David Lazar. The note bears an interest of 3% and matures in 180 days following written demand by the holder. As of December 31, 2019, promissory note had a total balance of $82,647, which consisted of the principal in the amount of $82,100 and interest receivable of $547 was due to the Company.

On October 16, 2019, the Company issued 102,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $102,000 in exchange for settlement of a portion of a related party loan for amounts advanced to the Company in the amount of $19,900.

On August 7, 2020 the Quinton Group Sdn. Bhd. purchased controlling interest in the Company by acquiring 10,000,000 shares of preferred stock.

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized significant sales through since inception. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2 – Summary of significant accounting policies

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of stock-based compensation, contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The management makes its best estimate of the outcome for these items based on information available when the financial statements are prepared. Actual results could vary from estimates.

Reverse Stock Split

On June 3, 2021, the Company effected a 1 for 250 reverse stock split. Pre-split the number of shares outstanding was 176,599,793 shares outstanding. Post-split the shares outstanding were 707,018. All reference in these financial statement to shares outstanding have been retroactively adjusted to reflect the split unless stated otherwise.

Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award. Our stock-based compensation primarily consists of common and preferred stock awards.

The Company accounts for stock-based compensation using the fair method following the guidance set forth in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Subsequent Event

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

Adoption of Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3- Going Concern

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on borrowings from related party to fund operating expenses. In light of management’s efforts, there are no assurances that the Company will be successful in any of its endeavors or become financially viable and continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 4 – Related Party Transactions

On July 11, 2019, Custodian Ventures LLC, applied for appointment as Custodian of VDO-PH International, Inc. with the eight judicial District Court of Nevada.

On August 24, 2019, the eight judicial District Court of Nevada appointed Custodian Ventures, LLC as custodian for International Luxury Products, Inc., proper notice having been given to the officers and directors of VDO-PH International, Inc.. There was no opposition.

On August 26, 2019, the Company filed a certificate of revival with the state of Nevada, appointing David Lazar as, President, Secretary, Treasurer and Director.

On October 11, 2019, the Company obtained a promissory note in amount of $82,100 from its custodian, Custodian Ventures, LLC, the managing member being David Lazar. The note bears an interest of 3% and matures in 180 days following written demand by the holder. As of September 30, 2020, the promissory note had a total balance of $84,226, which consisted of the principal in the amount of $82,100 and interest receivable of $2,126 was due to the Company.

On October 16, 2019, the Company issued 102,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $102,000 in exchange for settlement of a portion of a related party loan for amounts advanced to the Company in the amount of $19,900.

During the fiscal year ended December 31, 2019, Custodian Ventures, LLC paid $24,231 in legal, registration, accounting and transfer agent expenses on behalf of the company.

On August 7, 2020 the Quinton Group Sdn. Bhd. purchased controlling interest in the Company by acquiring 10,000,000 shares of preferred stock. As a part of this transaction the promissory note from Custodian Ventures for $82,100 was considered forgiven and the notes payable due to Custodian Ventures was forgiven.

As a result on March 31, 2021 the balances of the promissory note receivable and the promissory notes payable were each zero.

During the nine months ended September 30, 2021, Quinton Group Sdn Bhd. had extended the Company $115,898 to the Company in the form of an interest free note payable to cover administrative and legal expenses incurred by the Company

Note 5 – Common stock

As of September 30, 2021 and December 31, 2020 the Company had 500,000,000 shares authorized with a par value of $0.001.

On June 3, 2021, the Company effected a 1 for 250 reverse stock split. Pre-split the number of shares outstanding was 176,599,793 shares outstanding. Post-split the shares outstanding were 707,018. All reference in these financial statement to shares outstanding have been retroactively adjusted to reflect the split unless stated otherwise.

On August 7, 2020 the Company issued 10,000,000 shares of preferred stock to the Quinton Group Sdn. Bhd. Each share of preferred stock is convertible into 30 shares of common stock.

Note 6 – Significant Event -Reverse Stock Split

On June 3, 2021, the Company effected a 1 for 250 reverse stock split. Pre-split the number of shares outstanding was 176,599,793 shares outstanding. Post-split the shares outstanding were 707,018.

Note 7 – Subsequent Event

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, November 11, 2021 and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Organizational History of the Company and Overview

No Current Operations

Plan of Operation

The Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from continuing operations as of the date of this Report.

Management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business.

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12-month period we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

Given our limited capital resources, we may consider a business combination with an entity which has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets, or is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or merger with, an entity which desires access to the U.S. capital markets.

As of the date of this Report, our management has not had any discussions with any representative of any other entity regarding a potential business combination. Any target business that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that we will likely only be able to effect one business combination due to our limited capital. This lack of diversification will likely pose a substantial risk in investing in the Company for the indefinite future because it will not permit us to offset potential losses from one venture or operating territory against gains from another. The risks we face will likely be heightened to the extent we acquire a business operating in a single industry or geographical region.

We anticipate that the selection of a business combination will be a complex and risk-prone process. Because of general economic conditions, including unfavorable conditions caused by the coronavirus pandemic, rapid technological advances being made in some industries and shortages of available capital, management believes that there are a number of firms seeking business opportunities at this time at discounted rates with which we will compete. We expect that any potentially available business combinations may appear in a variety of different industries or regions and at various stages of development, all of which will likely render the task of comparative investigation and analysis of such business opportunities extremely difficult and complicated. Once we have developed and begun to implement our business plan, management intends to fund our working capital requirements through a combination of our existing funds and future issuances of debt or equity securities. Our working capital requirements are expected to increase in line with the implementation of a business plan and commencement of operations.

Based upon our current operations, we do not have sufficient working capital to fund our operations over the next 12 months. If we are able to close a reverse merger, it is likely we will need capital as a condition of closing that acquisition. Because of the uncertainties, we cannot be certain as to how much capital we need to raise or the type of securities we will be required to issue. In connection with a reverse merger, we will be required to issue a controlling block of our securities to the target’s shareholders which will be very dilutive.

Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences, or privileges senior to our Common Stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

We anticipate that we will incur operating losses in the next 12 months, principally costs related to our being obligated to file reports with the SEC. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  Such risks for us include, but are not limited to, an evolving and unpredictable business model, recognition of revenue sources, and the management of growth. To address these risks, we must, among other things, develop, implement, and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition, and results of operations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

●	The Company does not have sufficient segregation of duties within accounting functions due to only having one officer and limited resources.

●	The Company does not have an independent board of directors or an audit committee.

●	The Company does not have written documentation of our internal control policies and procedures.

●	All of the Company’s financial reporting is carried out by a financial consultant.

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we complete a reverse merger or similar business acquisition.

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Form 10-12g filed with the Securities and Exchange Commission on September 23, 2021.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description

31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL INSTANCE

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	XBRL TAXONOMY EXTENSION LABELS

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUINTON GROUP, INC.

Dated: November 19, 2021	By:	/s/ Dato Ooi Chuen Chie
Dato Ooi Chuen Chie
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

